Form 10-K
period 2002-12-31
KEYCORP STUDENT LOAN TRUST 2001-A
filed 2003-03-31
CIK 1158571

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                      Commission File Number: 333-62624-02
                                              --------------

                        KEYCORP STUDENT LOAN TRUST 2001-A
           -----------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                          36-4444932
------------------------------------                   ------------------------
   STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                          IDENTIFICATION NO.)

    C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
--------------------------------------------------------------------------------
    ATTN: DEBRA FRONIUS, CLEVELAND, OHIO                                44114
----------------------------------------------------                ------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

Registrant's telephone number, including area code:      (216) 828-9353
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
Yes   X         No
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

         No documents are incorporated by reference into this Form 10-K.
                             Exhibit Index on Page 8
                               Page 1 of 25 Pages

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

                                     PART I

Item 1.         Business.

                Omitted.

Item 2.         Properties.

                The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency ("PHEAA"), Great Lakes Higher Education Guaranty Corporation ("GLHEC"), Tennessee Student Assistance Corporation ("TSAC"), Nebraska Student Loan Program ("NSLP"), California Student Aid Commission ("CSAC"), United Student Aid Fund ("USAF"), New York State Higher Education Services Corporation ("HESC"), Educational Credit Management Corporation
                ("ECMC"), Michigan Higher Education Assistance Agency ("MHEAA"), Connecticut Student Loan Foundation ("CSLF"), or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance ("ASA"), and are reinsured by the United States Department of Education (the "Department") or (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc. ("TERI") or HEMAR Insurance Corporation of America ("HICA"), each a private guarantor and are not reinsured by the Department or
                (iii) are non-guaranteed and not reinsured by the Department.

                See Exhibit 99(a), a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2002.

                See Exhibit 99(b) and 99(f), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2002 and the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of PHEAA during the calendar year ended December 31, 2002.

                See Exhibits 99(c) and 99(g), a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2002 and the Independent Accountant's Report of Ernst and Young with respect to the activities of such Subservicer during the calendar year ended December 31, 2002.

                See Exhibit 99(d) and 99(h), a Certificate of Key Bank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2002.

                See Exhibit 99(e), a Certificate of the Registrant, through Bank One, National Association, as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2002.

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

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                (a)(1) Financial Statements
                    Not Applicable.

                (a)(2) Financial Statement Schedules
                    Not Applicable.

                (b) Reports on Form 8-K filed during the last quarter of 2002:
                    8-K dated December 27, 2002, reporting under Item 5 thereof, the regular quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Notes and the distribution of the Noteholder's Statement.

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

    99(a)       Master Servicer's Compliance Certificate, Key Bank USA, National
                Association.

    99(b)       Subservicer's Compliance Certificate from Pennsylvania Higher
                Education Assistance Agency ("PHEAA").

    99(c)       Subservicer's Compliance Certificate from Great Lakes
                Educational Loan Services, Inc. ("Great Lakes").

    99(d)       Administrator's Compliance Certificate.

    99(e)       Issuer's Compliance Certificate.

    99(f)       Independent Accountant's Report of KPMG Peat Marwick regarding
                PHEAA

    99(g)       Independent Auditor's Report of Ernst & Young regarding Great
                Lakes

    99(h)       Independent Auditor's Report of Ernst & Young

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: March 28, 2003
                                     KEYCORP STUDENT LOAN TRUST 2001-A

                                     BY: KEY BANK USA, NATIONAL ASSOCIATION, AS
                                     ADMINISTRATOR, ON BEHALF OF THE TRUST

                                     By:       /s/DARLENE DIMITRIJEVS
                                       ----------------------------------------

                                     Name:     Darlene Dimitrijevs
                                            -----------------------------------

                                     Title:    Senior Vice President
                                            -----------------------------------


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

                        KEYCORP STUDENT LOAN TRUST 2001-A
                                  CERTIFICATION

I, Darlene H. Dimitrijevs, hereby certify that I am a Senior Vice President of Key Bank USA, National Association, the Master Servicer and Administrator of KeyCorp Student Loan Trust 2001-A and as such, I certify that:

    1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of KeyCorp Student Loan Trust 2001-A (the "Trust");

    2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

    3. Based on my knowledge, the distribution or servicing information required to be provided to the Eligible Lender Trustee and the Indenture Trustee by the Administrator under the related Sale and Servicing Agreement, or similar agreement, for inclusion in these reports is included in these reports;

    4. I am responsible for reviewing the activities performed by the Master Servicer under the related Sale and Servicing Agreement, or similar agreement, and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the Master Servicer has fulfilled its obligations under that agreement; and

    5. The reports disclose all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the related Sale and Servicing Agreement, or similar agreement, that is included in these reports.

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Pennsylvania Higher Education Assistance Agency, Great Lakes Educational Loan Services, Inc., Bank One National Association, as Eligible Lender Trustee, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.


Date: March 20, 2003                       /S/ DARLENE H. DIMITRIJEVS
                                           --------------------------
                                           Darlene H. Dimitrijevs
                                           Senior Vice President
                                           Key Bank USA, National Association

                                INDEX OF EXHIBITS




EXHIBIT NUMBER                            DESCRIPTION                                PAGE

    99(a)                   Master Servicer's Compliance Certificate                   9
                                                                                       -

    99(b)                  Subservicer's Compliance Certificate PHEAA                 10
                                                                                      --

    99(c)               Subservicer's Compliance Certificate Great Lakes              11
                                                                                      --

    99(d)                    Administrator's Compliance Certificate                   12
                                                                                      --

    99(e)                       Issuer's Compliance Certificate                       13
                                                                                      --

                          Independent Accountant's Report of KPMG Peat
    99(f)                           Marwick regarding PHEAA                           14
                                                                                      --

                         Independent Auditor's Report of Ernst & Young
    99(g)                            Regarding Great Lakes                            20
                                                                                      --

    99(h)                Independent Auditor's Report of Ernst & Young                25
                                                                                      --