Form 10-K
period 2003-12-31
KEYCORP STUDENT LOAN TRUST 2001-A
filed 2004-03-25
CIK 1158571

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                      Commission File Number: 333-62624-02

                        KEYCORP STUDENT LOAN TRUST 2001-A
              ------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                              36-4444932
--------------------------------                          -------------------
STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                          IDENTIFICATION NO.)

    C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
--------------------------------------------------------------------------------
    ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                              44114
--------------------------------------------                        ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

Registrant's telephone number, including area code:  (216) 828-9353
                                                    ----------------------------

Securities Registered pursuant to Section 12(b) of the Act:         None
                                                             -------------------

Securities Registered pursuant to Section 12(g) of the Act:         None
                                                             -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [X]         No     [ ]

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

                                     PART I

Item 1.       Business.

              Omitted.

Item 2.       Properties.

              The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency ("PHEAA"), Great Lakes Higher Education Guaranty Corporation ("GLHEC"), Tennessee Student Assistance Corporation ("TSAC"), Nebraska Student Loan Program ("NSLP"), California Student Aid Commission ("CSAC"), United Student Aid Fund ("USAF"), New York State Higher Education Services Corporation ("NYHESC"), Educational Credit Management Corporation ("ECMC"),Michigan Higher Education Assistance Agency ("MHEAA"), Connecticut Student Loan Foundation ("CSLF"), or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance ("ASA"), and are reinsured by the United States Department of Education (the "Department") or (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc. ("TERI") or HEMAR Insurance Corporation of America ("HICA"), each a private guarantor and are not reinsured by the Department or (iii) are non-guaranteed and not reinsured by the Department.

              See Exhibit 99(a), a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2003.

              See Exhibit 99(b) and 99(f), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2003 and the Independent Accountant's Report of KPMG LLP with respect to the activities of PHEAA during the calendar year ended December 31, 2003.

              See Exhibits 99(c) and 99(g), a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2003 and the Independent Accountant's Report of Ernst and Young with respect to the activities of such Subservicer during the calendar year ended December 31, 2003.

              See Exhibit 99(d) and 99(h), a Certificate of Key Bank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 2003.

              See Exhibit 99(e), a Certificate of the Registrant, through JPMorgan Chase Bank as successor in interest to Bank One, National Association, as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2003.

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

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              (a)(1) Financial Statements
                  Not Applicable.

              (a)(2) Financial Statement Schedules
                  Not Applicable.

              (b) Reports on Form 8-K filed during the last quarter of 2003: 8-K dated December 29, 2003, reporting under Item 5 thereof, the regular quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Notes and the distribution of the Noteholder's Statement.

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

    99(a)           Master Servicer's Compliance Certificate, Key Bank USA,
                    National Association.

    99(b)           Subservicer's Compliance Certificate from Pennsylvania
                    Higher Education Assistance Agency ("PHEAA").

    99(c)           Subservicer's Compliance Certificate from Great Lakes
                    Educational Loan Services, Inc. ("Great Lakes").

    99(d)           Administrator's Compliance Certificate.

    99(e)           Issuer's Compliance Certificate.

    99(f)           Independent Accountant's Report of KPMG LLP regarding PHEAA.

    99(g)           Independent Auditor's Report of Ernst & Young regarding
                    Great Lakes.

    99(h)           Independent Auditor's Report of Ernst & Young.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:  March 19, 2004
                                    KEYCORP STUDENT LOAN TRUST 2001-A

                                    BY:  KEY BANK USA, NATIONAL ASSOCIATION, AS
                                    ADMINISTRATOR, ON BEHALF OF THE TRUST

                                    By:           /s/DARLENE H. DIMITRIJEVS
                                      -----------------------------------------

                                    Name:     Darlene H. Dimitrijevs
                                           ------------------------------------

                                    Title:    Senior Vice President
                                           ------------------------------------

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

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Pennsylvania Higher Education Assistance Agency, Great Lakes Educational Loan Services, Inc., JPMorgan Chase Bank as successor in interest to Bank One National Association, as Eligible Lender Trustee, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.

Date:  February 19, 2004                 /S/ DARLENE H. DIMITRIJEVS
                                         --------------------------------------
                                             Darlene H. Dimitrijevs
                                             Senior Vice President
                                             Key Bank USA, National Association

                        INDEX OF EXHIBITS

EXHIBIT NUMBER                    DESCRIPTION                            PAGE
    99(a)           Master Servicer's Compliance Certificate               9

    99(b)          Subservicer's Compliance Certificate PHEAA             10

    99(c)       Subservicer's Compliance Certificate Great Lakes          11

    99(d)            Administrator's Compliance Certificate               12

    99(e)               Issuer's Compliance Certificate                   13

    99(f)         Independent Accountant's Report of KPMG LLP             14
                                regarding PHEAA

    99(g)        Independent Auditor's Report of Ernst & Young            20
                             Regarding Great Lakes

    99(h)        Independent Auditor's Report of Ernst & Young            24